Form 10-Q
period 2008-03-31
MOBILE STORAGE GROUP INC; MOBILE SERVICES GROUP INC
filed 2008-05-08
CIK 948973, 1169684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-84874	Mobile Services Group, Inc.	Delaware	04-3648175
333-146157-03	Mobile Storage Group, Inc.	Delaware	20-0751031
(Commission file number)	(Exact name of registrant as	(State or other jurisdiction of	(I.R.S. Employer
	specified in its charter)	incorporation or organization)	Identification No.)
700 North Brand Blvd, Suite 1000
Glendale, California 91203
(818) 253-3230
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The issued and outstanding common stock of Mobile Storage Group, Inc. are not publicly traded and are all owned by Mobile Services Group, Inc. There is no established public trading market for the common stock of Mobile Services Group, Inc. The issued and outstanding common stock of Mobile Services Group, Inc. are owned by MSG WC Intermediary Co. and the issued and outstanding common stock of MSG WC Intermediary Co. are owned by MSG WC Holdings Corp. As of May 7, 2008, there were 1,000 and 100 issued and outstanding shares of common stock of Mobile Services Group, Inc. and Mobile Storage Group, Inc., respectively.

Part I Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Income for the three months ended March 31, 2007 (unaudited) and March 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 (unaudited) and March 31, 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

Item 4T. Controls and Procedures	31

Part II Other Information
Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

Item 1: Financial Statements
MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	March 31,
	2007	2008
		(unaudited)

Assets:
Cash and cash equivalents	$2,331	$2,853
Accounts receivable, net of allowance for doubtful accounts of $1,316 and $1,403 at December 31, 2007 and March 31, 2008, respectively	34,595	31,731
Inventories	14,492	15,649
Lease equipment, net of accumulated depreciation of $17,622 and $20,961 at December 31, 2007 and March 31, 2008, respectively	344,415	348,459
Property and equipment, net of accumulated depreciation of $6,534 and $8,121 at December 31, 2007 and March 31, 2008, respectively	29,077	29,130
Goodwill	313,885	315,069
Other intangible assets, net	76,402	75,269
Deferred financing costs, net	13,111	12,522
Prepaid expenses and other assets	7,648	7,308
Assets held for sale and discontinued operations	64	—

Total assets	$836,020	$837,990

Liabilities:
Accounts payable	$13,911	$16,031
Accrued liabilities	28,874	20,301
Customer deposits	6,420	5,855
Senior revolving credit facility	218,737	225,310
Capital leases and other notes payable	7,603	7,477
9 3/4% Senior Notes Due 2014	200,000	200,000
Deferred income taxes	69,705	70,452

Total liabilities	545,250	545,426
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 1,200,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	268,861	269,412
Accumulated other comprehensive income	5,856	5,752
Retained earnings	16,053	17,400

Total stockholders’ equity	290,770	292,564

Total liabilities and stockholders’ equity	$836,020	$837,990

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2008
Revenues:
Lease and lease related	$43,201	$49,303
Sales	10,424	10,911

Total revenues	53,625	60,214
Costs and expenses:
Cost of sales	7,402	7,681
Trucking and yard costs	13,495	14,992
Depreciation and amortization	4,791	6,379
Selling, general and administrative expenses	17,530	19,325

Income from operations	10,407	11,837
Other income (expense):
Interest expense, net	(8,818)	(9,540)
Foreign currency transaction gain	2	—
Other income (expense)	7	(85)

Income from continuing operations before provision for income taxes	1,598	2,212
Provision for income taxes	630	829

Income from continuing operations	968	1,383
Loss from discontinued operations (net of tax benefit of $176 and $26 for the three months ended March 31, 2007 and 2008, respectively)	(270)	(36)

Net income	$698	$1,347

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2008

Operating activities
Net income	$698	$1,347
Loss from discontinued operations	270	36

Income from continuing operations	968	1,383
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Foreign currency transaction gain	(2)	—
Provision for doubtful accounts	442	277
Amortization of deferred financing costs	628	683
Depreciation	4,154	5,121
Amortization	637	1,258
Deferred income taxes	191	711
Stock-based compensation	612	551
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	1,969	2,563
Inventories	(508)	(763)
Prepaid expenses and other assets	(1,955)	251
Accounts payable and accrued liabilities	(2,461)	(3,270)

Net cash provided by operating activities – continuing operations	4,675	8,765
Net cash provided by operating activities – discontinued operations	647	22

Net cash provided by operating activities	5,322	8,787

Investing activities
Acquisitions, net	—	(2,525)
Purchases of lease equipment	(8,214)	(6,581)
Purchases of property and equipment	(1,157)	(1,533)

Net cash used in investing activities	(9,371)	(10,639)

Financing activities
Borrowings under Credit Facility	5,500	13,083
Payments under Credit Facility	(1,858)	(10,357)
Payments on capital leases and notes payable	(270)	(347)

Net cash provided by financing activities	3,372	2,379
Effect of foreign exchange rate changes on cash	884	(5)

Net increase in cash	207	522
Cash and cash equivalents at beginning of period	1,469	2,331

Cash and cash equivalents at end of period	$1,676	$2,853

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2008

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$12,127	$21,109

Income taxes	$537	$27

Supplemental disclosure of noncash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$—	$2,545
Liabilities assumed	—	(20)

Net cash paid in connection with acquisitions	$—	$2,525

Capitalized lease obligations incurred	$589	$220

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
1. Business and Basis of Presentation
Organization and Business
Mobile Services Group, Inc. (the “Company”) is an international provider of portable storage solutions with 89 locations throughout the United States and the United Kingdom. The Company leases and sells portable storage containers, trailers and mobile offices. The Company has a diversified customer base, including large national and small local companies in the construction, services, retail, manufacturing, transportation, utilities and government sectors. These customers use portable storage solutions for a variety of purposes, including storing and transporting inventory, equipment and documents and providing temporary office space.
The consolidated financial statements include the accounts of the Company and its subsidiaries, including its operating company in the United Kingdom, Ravenstock MSG Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim condensed financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 audited consolidated financial statements and accompanying notes thereto.
Merger with Mobile Mini
On February 22, 2008, MSG WC Holdings Corp. (“Holdings” or “Parent”), an entity controlled by Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”) and its affiliates, entered into a definitive merger agreement with Mobile Mini, Inc. (“Mobile Mini”) of Tempe, Arizona. Holdings and certain of its subsidiaries, including Mobile Services Group, Inc., will merge into Mobile Mini. Pursuant to the merger, Mobile Mini will assume approximately $535.0 million of the Company’s Parent’s outstanding indebtedness and will acquire all outstanding shares of the Company’s Parent for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock which is redeemable at the holders’ option following the tenth year after the issue date. Holdings’ board of directors has approved the payment of bonuses to certain employees subject to the closing of the transaction. Closing of the transaction is subject to approval by Mobile Mini’s stockholders, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time, depending on the timing of various disclosure requirements and the approval by Mobile Mini’s stockholders.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
1. Business and Basis of Presentation (continued)
Acquisition
On August 1, 2006 the Company’s Parent acquired control of the capital stock of the Company (the “Acquisition”) in exchange for consideration of approximately $606,000, subject to certain adjustments and excluding fees and expenses. The Acquisition was financed with $362,000 of debt financing and $263,876 of cash contributions from Welsh Carson and its affiliates and certain members of the Company’s management in exchange for common equity. A portion of the consideration was used to repay in full the Company’s then existing senior secured credit facility, to repay in full all of the Company’s Subordinated Notes and to redeem all of its issued and outstanding preferred stock.
The $362,000 of debt financing consists of the following:
(i)	$200,000 of 9 3/4% Senior Notes (“Senior Notes”) issued by the Company and its wholly-owned subsidiary Mobile Storage Group, Inc. on the closing date of the Acquisition; and

(ii)	a new $300,000 senior secured, assets-based revolving credit facility (the “Credit Facility”), which includes a £85,000 U.K. borrowing sublimit. A total of $162,000 was drawn on the Credit Facility on the closing date, including £37,716 drawn under the Company’s U.K. borrowing sublimit. The Credit Facility matures on August 1, 2011.
In connection with the consummation of the Acquisition in August 2006, the Company (i) forgave $527 of receivables due from affiliates and (ii) redeemed all of its issued and outstanding preferred stock, including all preferred dividend payments due which totaled $28,854. Additionally, the Acquisition resulted in a change of control, as defined by the Company’s 2005 stock option plan, which resulted in the immediate vesting of all outstanding and unvested options under the plan.
The Acquisition was accounted for by Holdings using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the total purchase price, including related fees and expenses, were allocated to the acquired net assets based upon their estimated fair value as of August 1, 2006. In addition, the Securities and Exchange Commission requires the application of “push down accounting” in business combinations where the ownership of an entity has changed. Thus, the post-Acquisition financial statements of the Company, as the acquired entity, reflect the new basis of accounting in accordance with Staff Accounting Bulletin, which we refer to as “SAB” 54.
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company leases and sells portable storage containers, trailers and mobile offices to its customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
Revenue from sales and lease equipment unit delivery, pick-up and repositioning is recognized when these services are provided. Costs associated with these activities are included in trucking and yard costs in the consolidated statements of income.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Revenue Recognition (continued)
Customers in the United States are often billed in advance for each 28-day period and customers in the United Kingdom are generally billed monthly in arrears. Deferred revenue is recorded for the unearned portion of pre-billed lease income.
Inventories
Inventories consist primarily of equipment held for sale and are carried at the lower of cost or market. Cost of equipment is determined when acquired and is based on the specific-identification method.
Lease Equipment
Lease equipment consists primarily of portable storage containers, trailers and mobile offices used by the Company in its lease fleet. The lease equipment is recorded at cost and depreciated on a straight-line basis, containers over the estimated life of 20 years, trailers and portable steel offices over the estimated lives of 15 years and portable timber offices over the estimated life of 10 years. Salvage values are determined when the lease equipment is acquired and are typically 70% for containers and 10% for trailers and portable offices (steel and timber). Management believes the estimated salvage values do not cause carrying values to exceed net realizable values. Normal repairs and maintenance to lease equipment are expensed as incurred.
Property and Equipment
Property and equipment is stated at cost. Depreciation for property and equipment is recorded on the straight-line method over their estimated useful lives of five years. Transportation equipment is generally depreciated over five to seven years with a salvage value of 20%. Leasehold improvements and buildings are depreciated on the straight-line method over their estimated useful lives of 12 years, or the term of the underlying lease agreement, whichever is shorter.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with acquisitions. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2005, 2006 and 2007. The Company has determined that no impairments related to goodwill and indefinite-lived intangible assets exist.
Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of noncompete covenants and customer relationships which are amortized over the expected period of benefit which range from five to ten years. Noncompete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates.
In connection with the acquisition of the Company by its Parent on August 1, 2006, the Company has allocated $16,293 to customer relationships with a useful life of 10 years, and $59,609 to trade names based on a third-party valuation of the estimated fair values of these intangible assets as of August 1, 2006. At December 31, 2007 and March 31, 2008, noncompete covenants amounted to $1,162 and $1,074 , respectively, net of accumulated amortization of $972 and $1,060, respectively. Customer relationships amounted to $14,261 and $13,239 as of December 31, 2007 and March 31, 2008, respectively, net of accumulated amortization of $3,701 and $4,782, respectively. The amortization of intangible assets resulted in amortization expense which amounted to $637 and $1,258 for the three months ended March 31, 2007 and 2008, respectively. Included in other intangible assets are indefinite-lived trade names which amount to $60,979 and $60,956 as of December 31, 2007 and March 31, 2008, respectively.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Income Taxes
Deferred income taxes have been provided for using the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement bases and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are expected to reverse. These differences are primarily related to depreciation. Foreign taxes are provided based on the tax rates of the country of the subsidiary.
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income in stockholders’ equity.
Ravenstock MSG Limited has outstanding U.S. dollar-denominated short-term intercompany borrowings of $3,683 and $3,702 as of December 31, 2007 and March 31, 2008, respectively. These borrowings are remeasured at each reporting date with the impact of the remeasurement being recorded in foreign currency transaction gain in the consolidated statements of income.
Comprehensive Income
For the three months ended March 31, 2007 and 2008, comprehensive income amounted to $848 and $1,243, respectively. The difference between net income and comprehensive income relates to the Company’s change in foreign currency translation adjustments.
Estimates and Assumptions
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The Company has currently chosen not to adopt the provisions of SFAS no. 159 for its existing financial instruments.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R makes some significant changes to existing accounting practices for acquisitions. SFAS No. 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141R will have on its future business combinations.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations, and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial condition.
3. Acquisitions
The Company acquired the assets of a portable storage company during the three months ended March 31, 2008 for an aggregate purchase price of $2,525, which the Company paid in cash. No acquisitions were completed during the three months ended March 31, 2007. The acquisition was accounted for as a purchase and the acquired assets were recorded at their estimated fair values on the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired company from the date of acquisition.
The fair value of the assets acquired and liabilities assumed has been allocated as follows:

March 31, 2008

Lease equipment	$972
Property and equipment	413
Goodwill	1,094
Customer relationships	66
Accrued liabilities	(20)

$2,525

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
4. Property and Equipment
Property and equipment consist of the following:

	December 31,	March 31,
	2007	2008

Land and building	$5,218	$5,371
Transportation equipment	22,439	23,464
Furniture, fixtures and office equipment	6,403	6,733
Leasehold improvements	1,551	1,683

	35,611	37,251
Less accumulated depreciation	(6,534)	(8,121)

	$29,077	$29,130

5. Financing
Senior Revolving Credit Facility
The Company’s Credit Facility is a senior secured, asset-based revolving credit facility providing for loans of up to $300,000, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85,000 can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock for use in the Company’s U.K. operations. The Company may also incur up to $50,000 of additional senior secured debt under the Credit Facility, subject to the consent of the joint-lead arrangers under the Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the Credit Facility.
As of March 31, 2008, the Company’s aggregate borrowing capacity pursuant to the borrowing base under the Credit Facility amounts to $74,690 , net of the $225,310 in outstanding borrowings.
Borrowings under the Credit Facility are secured by a lien on substantially all of the Company’s assets. Such borrowings are governed by a borrowing base, with respect to the Company’s domestic assets (including assets of subsidiary guarantors) and the assets of Ravenstock (including assets of subsidiary guarantors), respectively, consisting of the sum of (i) 85.0% of eligible accounts receivable, plus (ii) the lesser of 100.0% of the net book value and 90.0% of the net orderly liquidation value of eligible lease fleet assets, plus (iii) the lesser of 90.0% of the net book value of and 80.0% of the net orderly liquidation value of eligible machinery and equipment, plus (iv) (A) until an acceptable appraisal is received, 90% of the net book value of eligible inventory (subject to an aggregate $25,000 inventory sublimit) or (B) after an acceptable appraisal is received, the lesser of (x) 90% of the net book value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory (subject to an aggregate $25,000 inventory sublimit, provided that the inventory sublimit may be increased up to $35,000 subject to the completion of an appraisal of the eligible inventory). The borrowing base is also subject to certain other adjustments and reserves to be determined by the administrative agent for the lenders under the Credit Facility. In general, borrowings under the Credit Facility bear interest based, at the Company’s option, on either the agent lender’s base rate or U.S. or U.K. LIBOR, in each case plus a margin.
The applicable margin on base rate borrowings can range from 0.5% to 1.25% and 1.5% to 2.25% for LIBOR borrowings based on the Company’s ratio of total debt to EBITDA at the time of determination. As of March 31, 2008, the interest rate for borrowings under the Credit Facility is based on the agent lender’s base rate plus 1.0% or LIBOR plus 2.0%. The Company’s weighted-average interest rate on outstanding obligations under the Credit Facility as of March 31, 2008 is 6.33%.
The Credit Facility places various restrictions on the Company, including the incurrence of additional debt, specified limits on capital expenditures and acquisitions, the amounts of dividends which can be paid by the Company, and does not allow for dividends to be paid on common stock. In addition, the Credit Facility requires the Company to meet specific financial ratios if the total aggregate borrowing capacity falls below $30,000. Had the Company been subject to such financial ratios as of March 31, 2008, the Company would have been in full compliance.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
5. Financing (continued)
Senior Revolving Credit Facility (continued)
The Company had $3,856 in letters of credit outstanding at March 31, 2008 related to its workers compensation and automobile insurance policies. There were no outstanding draws against such letters of credit as of March 31, 2008.
Senior Notes
In 2006, the Company issued $200,000 of Senior Notes. Interest on the Senior Notes accrues at a rate of 9 3/4% per annum and is payable on February 1 and August 1 of each year, beginning on February 1, 2007. The Senior Notes mature on August 1, 2014. The Senior Notes place various restrictions on the Company, including the incurrence of additional debt, sales of assets and payment of dividends. The Company is in compliance with the debt covenants under the Senior Notes as of March 31, 2008. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the Company’s current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. Such notes and guarantees are effectively junior to all of the Company’s secured indebtedness to the extent of the collateral securing such indebtedness. The Senior Notes are not guaranteed by any of the Company’s foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries. See Note 10 — Condensed Consolidating Financial Information, for financial information regarding the Company’s guarantor and non-guarantor subsidiaries. At March 31, 2008, the fair value of the Senior Notes was approximately $187,000.
Other Notes Payable
Included in capital leases and other notes payable are certain notes payable with a principal balance outstanding of $946 and $895 as of December 31, 2007 and March 31, 2008, respectively.
6. Obligations Under Capital Leases
Included in capital leases and other notes payable are certain capital lease obligations expiring through 2013 with various leasing companies with a principal balance outstanding of $6,657 and $6,582 as of December 31, 2007 and March 31, 2008, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed-upon percentage of the original cost of the equipment. These leases have been capitalized using interest rates ranging from approximately 5.5% to 8.5%. The leases are secured by the equipment under lease. At December 31, 2007 and March 31, 2008, equipment acquired under capital leases and related accumulated depreciation are included in lease equipment.
7. Related-Party Transactions
Transactions with MSG WC Holdings Corp. (“Holdings”)
The Company has various transactions with its parent company, Holdings, which are recorded through intercompany accounts. These amounts are payable on a current basis and are not subject to interest charges.
During the period from August 2, 2006 to December 31, 2006 and the year ended December 31, 2007, Holdings made grants of options to purchase 20,828 and 4,050 shares of Holdings’ stock respectively to the Company’s key employees and certain members of the Company’s Board of Directors under the MSG WC Holdings Corp. 2006 Stock Option Plan. There were zero and 2,174 forfeitures of option grants during the period from August 2, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively. Holdings has allocated compensation expense to the Company of $3,168 and $551 during the year ended December 31, 2007 and the three months ended March 31, 2008, respectively, in connection with the issuance of these options which are included in the Company’s selling, general and administrative expenses.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
7. Related-Party Transactions (continued)
Holdings Subordinated Notes
On August 1, 2006, Holdings issued $90,000 in aggregate principal amount of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a strategic co-investor. The proceeds from the Holdings subordinated notes were contributed to the Company in the form of common equity capital and were used to fund the Acquisition. The Holdings subordinated notes mature on February 1, 2015 and are structurally and contractually subordinated to the Credit Facility and the Senior Notes. Such subordinated notes are unsecured and do not possess the benefit of a guarantee. The Holdings subordinated notes accrue interest on a payment-in-kind, non-cash basis at 12.0% per annum for the first two years. Thereafter, interest will be payable quarterly at 10.0% per annum subject to the terms of the Credit Facility and the Senior Notes. If Holdings is prohibited from making cash interest payments, interest will continue to accrue on a payment-in-kind, non-cash basis at 12.0% per annum.
Consulting Agreement with Board Members
The Company has consulting agreements with (i) its former chief executive officer and current board member, (ii) its former executive vice-president and current board member and (iii) a current board member for their consulting services. Such services relate to consulting on strategic business plans, acquisitions, and customer and vendor relationships. Fees and expenses paid in connection with these agreements amounted to $51 and $50 for the three months ended March 31, 2007 and 2008, respectively.
Transactions with PV Realty LLC
The Company leases property from PV Realty, LLC, a company controlled by the Company’s i) former chief executive officer and current board member and ii) former executive vice-president and current board member. The Company pays annual rent of $83 through August 31, 2008. The Company believes the price and terms of this lease are at fair market value.
8. Foreign Operations
Condensed financial information of the Company’s foreign subsidiaries, the operations of which are principally located in the United Kingdom, at December 31, 2007 and March 31, 2008 and for the three months ended March 31, 2007 and 2008, before eliminations of intercompany balances and profits, is as follows:

	December 31,	March 31,
	2007	2008
Assets
Lease equipment, net	$120,654	$124,144
Goodwill	45,019	43,103
All other assets	53,067	53,043

	$218,740	$220,290

Liabilities and stockholders’ equity
Accounts payable	$7,730	$11,021
Notes payable	87,752	88,217
Other liabilities	35,229	32,825
Stockholders’ equity	88,029	88,227

	$218,740	$220,290

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at March 31, 2008 and for the three months ended
March 31, 2007 and March 31, 2008 are unaudited)
(Dollars in thousands, except per share data)
8. Foreign Operations (continued)

	Three Months Ended March 31,
	2007	2008
Revenues and Net Income
Total revenues	$20,005	$20,910
Costs and expenses	19,613	20,347

Net income	$392	$563

9. Discontinued Operations
Effective during the fourth quarter of 2006, the Company committed to plans to sell its Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S. which are primarily engaged in the business of buying and selling used trailers. The sale of Action was completed in the third quarter of 2007. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale in the accompanying consolidated balance sheets and the operating results of Action are presented as discontinued operations in the accompanying consolidated statements of operations and cash flows. Prior period financial results were reclassified to conform to these changes in presentation.
The results of discontinued operations for the three months ended March 31, 2007 and 2008, are summarized as follows:

	Three Months Ended March 31,
	2007	2008
Revenues	$3,958	$8
Loss before benefit for income taxes	(446)	(62)
Benefit for income taxes	(176)	(26)

Net loss	$(270)	$(36)

Interest expense allocated to Action’s discontinued operations for the three months ended March 31, 2007 was based upon a ratio of (i) the net assets of the discontinued operations compared to (ii) the overall net assets plus debt obligations of the Company and amounted to $108.
Included in assets held for sale and discontinued operations are inventories and other assets of $58 and $6, respectively, as of December 31, 2007. There were no assets held for sale and discontinued operations as of March 31, 2008.
10. Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: (a) Mobile Services Group, Inc. (the “Parent”) on a stand-alone basis as a co-issuer of the Senior Notes; (b) on a combined basis, the subsidiary co-issuer and guarantors of the Senior Notes (“Subsidiary Co-Issuer and Guarantors”) which include Mobile Storage Group, Inc., a co-issuer of the Senior Notes and A Better Mobile Storage Company and Mobile Storage Group (Texas), LP, guarantors with nonmaterial assets and operations; (c) on a combined basis, the Non-Guarantor Subsidiaries (“Non-Guarantor Subisdiaries”), which include Ravenstock MSG Limited, MSG Investments, Inc., Mobile Storage U.K. Finance LP, LIKO Luxembourg International s.a.r.1., Ravenstock Tam (Hire) Limited and certain other nonmaterial, inactive entities based in the United Kingdom. Separate financial statements of the subsidiary guarantors are not presented because the guarantee by each 100% owned subsidiary guarantor is full and unconditional, joint and several, and management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008
(Unaudited)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$790	$2,063	$—	$2,853
Accounts receivable, net	—	15,529	16,202	—	31,731
Inventories	—	14,726	923	—	15,649
Lease equipment, net	—	224,315	124,144	—	348,459
Property and equipment, net	—	22,475	6,655	—	29,130
Investment in subsidiary	292,564	88,227	—	(380,791)	—
Intercompany balances	—	3,702	(3,702)	—	—
Goodwill	—	271,966	43,103	—	315,069
Other intangible assets, net	—	50,772	24,497	—	75,269
Other assets	—	13,425	6,405	—	19,830

Total assets	$292,564	$705,927	$220,290	$(380,791)	$837,990

Liabilities:
Accounts payable	$—	$5,010	$11,021	$—	$16,031
Total debt	—	344,570	88,217	—	432,787
Other liabilities	—	21,690	4,466	—	26,156
Deferred income taxes	—	42,093	28,359	—	70,452

Total liabilities		413,363	132,063	—	545,426
Stockholders’ equity:
Total stockholders’ equity	292,564	292,564	88,227	(380,791)	292,564

Total liabilities and stockholders’ equity	$292,564	$705,927	$220,290	$(380,791)	$837,990

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$1,015	$1,316	$—	$2,331
Accounts receivable, net	—	17,759	16,836	—	34,595
Inventories	—	13,958	534	—	14,492
Lease equipment, net	—	223,761	120,654	—	344,415
Property and equipment, net	—	22,374	6,703	—	29,077
Investment in subsidiary	290,770	88,029	—	(378,799)	—
Intercompany balances	—	3,683	(3,683)	—	—
Goodwill	—	268,866	45,019	—	313,885
Other intangible assets, net	—	51,542	24,860	—	76,402
Other assets	—	14,258	6,501	—	20,759
Assets held for sale and discontinued operations	—	64	—		64

Total assets	$290,770	$705,309	$218,740	$(378,799)	$836,020

Liabilities:
Accounts payable	$—	$6,181	$7,730	$—	$13,911
Total debt	—	338,588	87,752	—	426,340
Other liabilities	—	30,220	5,074	—	35,294
Deferred income taxes	—	39,550	30,155	—	69,705

Total liabilities		414,539	130,711	—	545,250
Stockholders’ equity:
Total stockholders’ equity	290,770	290,770	88,029	(378,799)	290,770

Total liabilities and stockholders’ equity	$290,770	$705,309	$218,740	$(378,799)	$836,020

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended March 31, 2008
(Unaudited)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$31,388	$17,915	$—	$49,303
Sales	—	7,916	2,995	—	10,911

Total revenues	—	39,304	20,910	—	60,214

Costs and expenses:
Cost of sales	—	5,405	2,276	—	7,681
Trucking and yard costs	—	7,238	7,754	—	14,992
Depreciation and amortization	—	4,086	2,293	—	6,379
Selling, general and administrative expenses	—	13,528	5,797	—	19,325
Interest expense, net	—	7,554	1,986	—	9,540
Other expense (income)—net	—	86	(1)	—	85

Income before provision for income taxes and equity in earnings of consolidated subsidiaries	—	1,407	805	—	2,212
Provision for income taxes	—	587	242	—	829
Loss from discontinued operations	—	(36)	—	—	(36)
Equity in earnings of consolidated subsidiaries	1,347	563	—	(1,910)	—

Net income (loss)	$1,347	$1,347	$563	$(1,910)	$1,347

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Three Months Ended March 31, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$27,271	$15,930	$—	$43,201
Sales	—	6,349	4,075	—	10,424

Total revenues	—	33,620	20,005	—	53,625

Costs and expenses:
Cost of sales	—	4,135	3,267	—	7,402
Trucking and yard costs	—	6,765	6,730	—	13,495
Depreciation and amortization	—	2,941	1,850	—	4,791
Selling, general and administrative expenses	—	11,341	6,189	—	17,530
Interest expense, net	—	7,375	1,443	—	8,818
Other expense (income)—net	—	42	(51)	—	(9)

Income before provision for income taxes and equity in earnings of consolidated subsidiaries	—	1,021	577	—	1,598
Provision for income taxes	—	445	185	—	630
Loss from discontinued operations	—	(270)	—	—	(270)
Equity in earnings of consolidated subsidiaries	698	392	—	(1,090)	—

Net income (loss)	$698	$698	$392	$(1,090)	$698

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008
(Unaudited)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$1,153	$7,634	$—	$8,787

Investing activities:
Acquisitions, net of cash acquired	—	(2,525)	—	—	(2,525)
Purchases of lease equipment, net	—	(1,499)	(5,082)	—	(6,581)
Purchases of property and equipment	—	(1,110)	(423)	—	(1,533)

Net cash used in investing activities	—	(5,134)	(5,505)	—	(10,639)

Financing activities:
Borrowings under Credit facility	—	11,500	1,583	—	13,083
Payments under Credit facility	—	(7,400)	(2,957)	—	(10,357)
Payments on capital lease obligations and notes payable	—	(331)	(16)	—	(347)

Net cash provided by financing activities	—	3,769	(1,390)	—	2,379
Effect of foreign exchange rate changes on cash	—	—	(5)	—	(5)

Net increase (decrease) in cash	—	(212)	734	—	522
Cash and cash equivalents at beginning of year	—	1,027	1,304	—	2,331

Cash and cash equivalents at end of year	$—	$815	$2,038	$—	$2,853

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$817	$4,505	$—	$5,322

Investing activities:
Purchases of lease equipment, net	—	(3,476)	(4,738)	—	(8,214)
Purchases of property and equipment	—	(524)	(633)	—	(1,157)

Net cash used in investing activities	—	(4,000)	(5,371)	—	(9,371)

Financing activities:
Borrowings under Credit facility	—	5,500	—	—	5,500
Payments under Credit facility	—	(1,858)	—	—	(1,858)
Payments on capital lease obligations and notes payable	—	(252)	(18)	—	(270)

Net cash provided by financing activities	—	3,390	(18)	—	3,372
Effect of foreign exchange rate changes on cash	—	—	884	—	884

Net increase in cash	—	207	—	—	207
Cash and cash equivalents at beginning of year	—	1,469	—	—	1,469

Cash and cash equivalents at end of year	$—	$1,676	$—	$—	$1,676

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, “Risk Factors.”
Overview
We are a leading international provider of portable storage products with a lease fleet of approximately 117,000 portable storage containers, trailers and mobile offices and 89 branch locations throughout the U.S. and U.K. We focus on leasing portable storage products, and, to complement our core leasing business, we also sell portable storage products. Our storage containers and storage trailers provide secure, convenient and cost-effective on-site storage of inventory, construction supplies, equipment and other goods. Our mobile office units provide temporary office space and employee facilities for, among other uses, construction sites, trade shows, special events and building refurbishments. During 2007, we leased or sold our portable storage products to over 45,000 customers in diverse end markets ranging from large companies with a national presence to small local businesses.
We currently have 69 branch locations in the U.S. and revenues attributable to our operations in the U.S. accounted for approximately 63% and 65% of our total revenues during the three months ended March 31, 2007 and 2008, respectively. We currently have 20 branch locations in the U.K. and revenues attributable to our operations in the U.K. accounted for approximately 37% and 35% of our total revenues during the three months ended March 31, 2007 and 2008, respectively.
Merger with Mobile Mini
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini of Tempe, Arizona. Our Parent and certain of its subsidiaries, including Mobile Services Group, Inc., will merge into Mobile Mini. Pursuant to the merger, Mobile Mini will assume approximately $535.0 million of our Parent’s outstanding indebtedness and will acquire all outstanding shares of our Parent for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock which is redeemable at the holders’ option following the tenth year after the issue date. Closing of the transaction is subject to approval by Mobile Mini’s stockholders, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time, depending on the timing of various disclosure requirements and the approval by Mobile Mini’s stockholders. Our discussion of our business, financial conditions and results of operations in this Quarterly Report does not include the anticipated effects of the combination with Mobile Mini.
Discontinued Operations
During the fourth quarter of 2006, we committed to plans to sell our Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S., which are primarily engaged in the business of buying and selling used trailers. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale and the operating results of Action are presented within discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. The disposal of Action’s assets was completed by the end of 2007.
Key Financial Measures
The following key financial measures are used by our management to operate and assess the performance of our business: revenues and costs of operations.
Revenues. Lease and lease related revenues represented approximately 81% and 82% of our total revenues during the three months ended March 31, 2007 and 2008, respectively. We derive our leasing revenues primarily from the leasing of portable storage products. Included in our lease and lease related revenues are services related to leasing such as charges for a damage waiver and lease equipment repairs. Also included in lease and lease related revenues are the fees that we charge for the delivery and pick-up of our leasing equipment to and from our customers’ premises, delivery of equipment we sell to our customers and repositioning our leasing equipment.

In addition to our lease and lease related revenues, we also generate revenues from selling containers, trailers and mobile offices to our customers. Sales represented approximately 19% and 18% of our total revenues during the three months ended March 31, 2007 and 2008, respectively. Included in our sales revenues are charges for modifying or customizing sales equipment to customers’ specifications.
Costs of Operations.
Our costs of operations consist primarily of:
•	cost of sales;

•	trucking and yard costs;

•	selling, general and administrative expenses; and

•	depreciation and amortization expenses;
Our cost of sales includes the cost of purchasing and refurbishing equipment that we sell to our customers. Trucking costs include the salaries and other payroll-related costs of our trucking personnel, the costs of operating and maintaining our transportation equipment, including fuel costs, and, when necessary, the cost of hiring outside transportation companies to deliver and pick up our portable storage products. Yard costs include the salaries and other payroll-related costs of our yard personnel, the costs associated with the maintenance and repair of our lease fleet, the costs of outside shop repairs and the expense of subleasing equipment. Our selling, general and administrative expenses include all costs associated with our selling efforts, including marketing costs and salaries and commissions of our marketing and sales staff. These expenses also include our overhead costs, such as salaries of our administrative, corporate and branch personnel and the leasing of our facilities. Depreciation and amortization expenses are comprised primarily of costs related to depreciation of our lease fleet and our transportation equipment.
Results of Operations

	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Revenues:
Lease and lease related	$43,201	$49,303
Sales	10,424	10,911

Total revenues	53,625	60,214
Costs and expenses:
Cost of sales	7,402	7,681
Trucking and yard costs	13,495	14,992
Depreciation and amortization	4,791	6,379
Selling, general and administrative expenses	17,530	19,325

Income from operations	10,407	11,837
Other income (expense):
Interest expense, net	(8,818)	(9,540)
Foreign currency transaction gain	2	—
Other income (expense)	7	(85)

Income from continuing operations before provision for income taxes	1,598	2,212
Provision for income taxes	630	829

Income from continuing operations	968	1,383
Loss from discontinued operations, net of tax benefit	(270)	(36)

Net income	$698	$1,347

The data shown below reflects the results of operations during the three months ended March 31, 2007 and 2008. The data set forth below is expressed as a percentage of total revenues for the periods indicated. Certain amounts may not add due to rounding.

	Three Months Ended
	March 31,
	2007	2008
Revenues:
Lease and lease related	80.6%	81.9%
Sales	19.4	18.1

Total revenues	100.0	100.0
Costs and expenses:
Cost of sales	13.8	12.8
Trucking and yard costs	25.2	24.9
Depreciation and amortization	8.9	10.6
Selling, general and administrative expenses	32.7	32.1

Income from operations	19.4	19.7
Other income (expense):
Interest expense, net	(16.4)	(15.8)
Foreign currency transaction gain	0.0	0.0
Other income (expense)	0.0	(0.1)

Income before provision for income taxes and discontinued operations	3.0	3.7
Provision for income taxes	1.2	1.4

Income before discontinued operations	1.8	2.3
Loss from discontinued operations	(0.5)	(0.1)

Net income	1.3%	2.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2008	Dollars	Percent
	(Dollars in thousands)
Revenues:
Lease and lease related	$43,201	$49,303	$6,102	14.1%
Sales	10,424	10,911	487	4.7%

Total revenues	53,625	60,214	6,589	12.3%
Costs and expenses:
Costs of sales	7,402	7,681	279	3.8%
Trucking and yard costs	13,495	14,992	1,497	11.1%
Depreciation and amortization	4,791	6,379	1,588	33.1%
Selling, general and administrative expenses	17,530	19,325	1,795	10.2%

Income from operations	10,407	11,837	1,430	13.7%
Interest expense, net	(8,818)	(9,540)	(722)	8.2%
Foreign currency transaction gain	2	—	(2)	100.0%
Other income (expense)	7	(85)	(92)	(1314.3)%

Income before provision for income taxes and discontinued operations	1,598	2,212	614	38.4%
Provision for income taxes	630	829	(199)	(31.6)%

Income before discontinued operations	968	1,383	415	42.9%
Loss from discontinued operations	(270)	(36)	234	86.7%

Net income	$698	$1,347	$649	93.0%

Revenues. Lease and lease related revenues during the three months ended March 31, 2008 amounted to $49.3 million compared to $43.2 million during the same period in 2007, representing an increase of $6.1 million or 14.1%. This increase was driven by an increase in our average total number of units on lease per month, which increased by 5.2% during the three months ended March 31, 2008 compared to the same period last year, combined with increases in lease rates. Our lease fleet increased from 111,327 units as of March 31, 2007 to 116,916 units as of March 31, 2008 as a result of our capital expenditures and acquisition activity. Our average fleet utilization remained unchanged at 76.3% during the first quarter of 2008 and 2007.
Sales revenues during the three months ended March 31, 2008 amounted to $10.9 million compared to $10.4 million during the same period in 2007, representing an increase of $0.5 million or 4.7%. This increase was primarily due to growth in sales revenues from our U.S. operations resulting from an increase in sales of containers and trailers. Growth in the sales revenues in the U.S. was partially offset by a decline in sales revenues from our U.K. operations.

The average value of the U.S. dollar against the British pound continued to decline compared to last year. The average currency exchange rate during the three months ended March 31, 2008 was $1.98 to one British pound compared to $1.95 to one British pound during the same period in 2007. This fluctuation in foreign currency exchange rates resulted in an increase to our lease and lease related revenues and sales revenues from the U.K. of $0.2 million and $0.1 million, respectively, during the three months ended March 31, 2008.
Cost of Sales. Cost of sales, which relates entirely to our sales business, increased by $0.3 million to $7.7 million during the three months ended March 31, 2008 compared to $7.4 million during the same period in 2007 due to higher sales revenues in 2008. Our gross profit margin from sales revenues during the three months ended March 31, 2008 increased to 29.6% compared to 29.0% last year mainly due to higher gross margins realized from sales of accommodation units in the U.K.
Trucking and Yard Costs. Trucking and yard costs increased from $13.5 million during the three months ended March 31, 2007 to $15.0 million during the three months ended March 31, 2008 due to a higher volume of business activity resulting from the growth in our core leasing business. As a percentage of lease and lease related revenue, trucking and yard costs during the three months ended March 31, 2008 decreased to 30.4% compared to 31.2% for the same period in 2007 due to repairs and maintenance costs incurred during the first quarter of 2007 that were higher than normal and which did not repeat in 2008.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.6 million to $6.4 million during the three months ended March 31, 2008 compared to $4.8 million during the same period in 2007. This is primarily due to the growth in our lease fleet resulting from our capital expenditures and acquisition activities. Depreciation and amortization increased to 10.6% of total revenues during the three months ended March 31, 2008 compared to 8.9% of total revenues during the three months ended March 31, 2007 primarily due to an increase in amortization expenses related to intangible assets from acquisitions completed since March 31, 2007.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2008 amounted to $19.3 million compared to $17.5 million during the three months ended March 31, 2007. This $1.8 million increase is primarily due to the following factors: (i) an increase in administrative expenses related to new locations and management personnel we have added since March 31, 2007 driven by the growth of our business and our expansion into new markets; (ii) an increase in sales and marketing expenses as a result of sales personnel and sales and marketing resources that we added to our infrastructure since March 31, 2007 in line with our strategy of continuing to increase organic growth and market expansion through increased sales and marketing efforts; and (iii) an increase in the cost of our liability insurance and health benefit plans as a result of the growth of our business. These increases were partially offset by a decrease in administrative expenses in our U.K. operations related to management consulting expenses incurred during the first half of 2007 which were not incurred in 2008. This resulted in a decrease of selling, general and administrative expenses to 32.1% of total revenues during the first quarter of 2008 compared to 32.7% of total revenues during the same period last year.
Interest Expense. Net interest expense increased to $9.5 million during the three months ended March 31, 2008 compared to $8.8 million during the three months ended March 31, 2007. This is due to the increase in our total debt from $382.0 million as of March 31, 2007 to $432.8 million as of March 31, 2008 primarily as a result of borrowings used to finance our capital expenditures and acquisition activities during 2007 and 2008. The weighted average interest rate on our total debt decreased from 8.7% as of March 31, 2007 to 7.9% as of March 31, 2008.
Income Taxes. Our income tax provision for the three months ended March 31, 2008 was $0.8 million compared to $0.6 million for the three months ended March 31, 2007, representing an increase of $0.2 million. Our overall effective tax rate was approximately 39% and 37% during the three months ended March 31, 2007 and 2008, respectively. The decrease in tax rate is due to the effect of reduction in the applicable statutory federal rate from 35%, an estimate used in the first quarter of 2007, to 34% used in the first quarter of 2008, combined with a reduction in the effective state tax rate.
Net Income. Net income for the three months ended March 31, 2008 was $1.3 million compared to $0.7 million for the three months ended March 31, 2007 primarily because of higher revenues.
Non-GAAP Measures
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

EBITDA is a non-GAAP measure, which we define as earnings before interest expense, income taxes and depreciation and amortization. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only supplementally.
The following is a reconciliation of net income to EBITDA and to adjusted EBITDA:

	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)

Net income	$698	$1,347
Loss from discontinued operations	270	36

Net income from continuing operations	968	1,383
Interest expense, net	8,818	9,540
Provision for income taxes	630	829
Depreciation and amortization	4,791	6,379

EBITDA from continuing operations	15,207	18,131

Foreign currency transaction gain (a)	(2)	—
Other (income) expense	(7)	85
Non-cash stock option expense(b)	612	551

Adjusted EBITDA from continuing operations	$15,810	$18,767

(a)	Represents adjustments arising from differences in exchange rates from period to period when U.S. dollar-denominated borrowings of our foreign subsidiaries are remeasured at each reporting date using the local currency as the functional currency.

(b)	Represents recognition of the cost of all share-based payments to employees, including grants of employee stock options, based on fair values as required by SFAS No. 123(R) adopted by us effective on January 1, 2006. We estimate the fair value of employee share options using option-pricing models and adjust these estimates throughout the year.
Liquidity and Capital Resources
Our principal sources of liquidity have been cash provided by operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for our operating expenses, capital expenditures, acquisitions of businesses and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)

Net cash provided by operating activities	$5,322	$8,787

Net cash used in investing activities	$(9,371)	$(10,639)

Net cash provided by financing activities	$3,372	$2,379

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2008 of $8.8 million primarily relates to income from continuing operations of $1.3 million, depreciation and amortization of $6.4 million, and a $1.2 million net decrease in working capital. Net cash provided by operating activities during the three months ended March 31, 2007 of $5.3 million primarily relates to the income from continuing operations of $1.0 million, depreciation and amortization of $4.8 million, and a $3.0 million net decrease in working capital.
Investing Activities. Net cash used in investing activities primarily relates to acquisitions of businesses and capital expenditures. Payments for businesses acquired, net of cash acquired amounted to $2.5 million during the three months ended March 31, 2008. We incurred net capital expenditures totaling $9.4 million and $8.1 million during the three months ended March 31, 2007 and 2008, respectively.
Financing Activities. Net cash provided by financing activities mainly relates to borrowings or payments on long-term debt under our debt agreements. Our net cash provided by financing activities of $3.4 million and $2.4 million during the three months ended March 31, 2007 and 2008, respectively, primarily relates to net borrowings from our Credit Facility.
Our cash position and debt obligations as of December 31, 2007 and March 31, 2008, are shown below and should be read in conjunction with our consolidated financial statements and notes thereto included in this Report.

	December 31,	March 31,
	2007	2008
	(Dollars in thousands)

Cash and cash equivalents	$2,331	$2,853

Debt obligations	$426,340	$432,787

We believe that our cash flow provided by operations will be adequate to cover our 2008 working capital needs, debt service requirements and a certain portion of our planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. We expect to finance certain of our capital expenditure requirements under our credit facilities.
We continually evaluate potential acquisitions. We expect that all future acquisitions will be cash flow accretive immediately upon completion of the acquisition. Currently, we are not party to any agreements or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations and additional borrowings under our credit facilities.
Credit Facilities and Financing
Credit Facility
In connection with the Acquisition on August 1, 2006, we entered into the Credit Facility. The Credit Facility is a 5-year senior secured, asset-based revolving credit facility providing for loans of up to $300 million, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85 million can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock MSG for use in our U.K. operations. We may also incur up to $50 million of additional senior secured debt under the Credit Facility, subject to the consent of the joint-lead arrangers under the Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the Credit Facility. As of March 31, 2008, our aggregate borrowing capacity pursuant to the borrowing base under the Credit Facility amounted to $74.7 million, net of the $225.3 million in outstanding borrowings.
Senior Notes
We issued $200 million of Senior Notes on August 1, 2006 in connection with the Acquisition. Interest on the Senior Notes accrues at a rate of 9 3/4% per annum and is payable on February 1 and August 1 of each year. We paid the interest on our Senior Notes as they became due, which amounted to a $9.8 million payment each on February 1, 2007, August 1, 2007, and February 1, 2008. The Senior Notes mature on August 1, 2014 and are senior unsecured obligations and guaranteed by all of our current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. The Senior Notes and guarantees of such are effectively junior to all of the Company’s secured indebtedness to the extent of the collateral securing such indebtedness. The Senior Notes are not guaranteed by any of the Company’s foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries.

Subordinated Notes
On August 1, 2006, our parent company, Holdings, issued $90 million in aggregate principal amount of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a strategic co-investor. The proceeds of the subordinated notes were contributed to us in the form of common equity capital and were used to fund the Acquisition.
The subordinated notes mature on February 1, 2015 and are structurally and contractually subordinated to the Credit Facility and the Senior Notes. The subordinated notes are unsecured and do not possess the benefit of a guarantee. The subordinated notes accrue interest on a payment-in-kind, non-cash basis at 12.0% per annum for the first two years. Thereafter, interest will be payable quarterly at 10.0% per annum subject to the terms of the Credit Facility and the Senior Notes. If our parent is prohibited from making cash interest payments, interest will continue to accrue on a payment-in-kind, non-cash basis at 12.0% per annum.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements.
Seasonality
Demand from some of our customers can be seasonal. Demand from our construction customers tends to be higher in the second and third quarters when the weather is warmer. Demand from our larger retail customers is stronger in the fourth quarter as these customers prepare to store higher levels of inventories for the holiday season. The units leased to our retail customers tend to be returned in the first quarter of the following year, leading to lower utilization rates and rental revenues during this period.
Critical Accounting Policies
The preparation of our financial statements, in accordance with GAAP, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:
Revenue Recognition. We lease and sell various types of storage containers, trailers and mobile offices to customers. Leases to customers are generally on a short-term basis, qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectibility is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectibility is reasonably assured.
Revenue from sales and lease equipment unit delivery and hauling is recognized when these services are provided. Costs associated with these activities are included in trucking and yard costs in the consolidated statements of income.
Customers in the U.S. are generally billed in advance for each 28-day period and customers in the U.K. are generally billed monthly in arrears. Deferred revenue is recorded for the unearned portion of pre-billed lease income.
Depreciation of Lease Equipment. Lease equipment consists primarily of storage containers, storage trailers and mobile offices. The lease equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, as follows: containers — 20 years; trailers and portable steel offices — 15 years; portable timber offices — 10 years. Salvage values are determined when the lease equipment is acquired and are typically 70% for containers and 10% for trailers and steel and timber mobile offices. Management believes the estimated salvage values for our portable storage products do not cause carrying values to exceed net realizable values. Normal repairs and maintenance to lease equipment are expensed as incurred and included in yard costs.

Goodwill and Other Intangible Assets. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2005, 2006 and 2007. Based on these tests, we determined that no impairment related to goodwill and indefinite-lived intangible assets exist.
Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of noncompete covenants and customer relationships which are amortized over the expected period of benefit which range from five to ten years. Noncompete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates.
Provision for Doubtful Accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, our days outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. To date, uncollectible accounts have been within the range of management’s expectations.
Commitments and Contingencies. In the normal course of business, we estimate potential future loss accruals related to legal, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could be different than management’s estimates.
Recent Accounting Pronouncements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The Company has currently chosen not to adopt the provisions of SFAS No. 159 for its existing financial instruments.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No 141. SFAS No. 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R makes some significant changes to existing accounting practices for acquisitions. SFAS No. 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141R will have on its future business combinations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations, and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, especially U.S. LIBOR and U.K. LIBOR applicable to the Credit Facility, and from fluctuations in foreign currency exchange rates as a result of our operations in the U.K.
Interest Rate Risks
Outstanding balances under the Credit Facility bear interest at a variable rate based on a margin over LIBOR. The Credit Facility permits us to draw funds by taking out LIBOR contracts at varying maturities. LIBOR contracts are fixed rate instruments for a period of between one and six months, entered into at our discretion, provided that the Credit Facility does not permit more than six such contracts to be outstanding in each of the U.S. and U.K. at any one time. Our portfolio of LIBOR contracts vary in length and interest rate. Any adverse change in interest rates could affect our overall borrowing rate when LIBOR contracts are renewed. Given the amounts outstanding under the Credit Facility at March 31, 2008, a hypothetical 1% increase in the U.S. LIBOR and U.K. LIBOR from the applicable rates at March 31, 2008 would increase our net interest expense by approximately $2.3 million on an annual basis and would therefore decrease both our earnings and cash flow for that annual period.
We are not currently a party to any interest rate swap agreements or other financial instruments to hedge against the risk of increases in interest rates. Our management monitors interest rates and trends in interest rates and will from time to time evaluate the advisability of entering into derivative transactions to hedge our interest rate risk. We cannot predict market fluctuations in interest rates and their impact on our Credit Facility. As such, our operating results in the future may differ materially from estimated results due to adverse changes in interest rates.
We believe that inflation has not had a material effect on our results of operations. However, an inflationary environment could materially increase interest rates on our floating rate debt which, as of March 31, 2008, comprised approximately 52% of our total indebtedness. The price of portable storage units for our fleet purchases could also increase in such an environment.
Foreign Currency Risks
We are also subject to market risks resulting from fluctuations in foreign currency exchange rates as a result of our operations outside of the U.S. During the three months ended March 31, 2007 and March 31, 2008, we derived approximately 37% and 35%, respectively, of our total revenues from our operations in the U.K. We estimate that a 10% decrease in the U.S. dollar versus the British pound would have increased our revenues for the three months ended March 31, 2007 and 2008, by approximately $2.0 million and $2.3 million, respectively, or approximately 4% of total revenues in both periods. Currently, revenues and expenses of our operating subsidiary, Ravenstock MSG, in the U.K. are recorded in British pounds, which is the functional currency for this subsidiary.
We are exposed to market risks related to foreign currency translation caused by fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We seek to limit exposure to foreign currency transactional losses from our U.K. operations by denominating revenues and expenses of our U.K. subsidiary in its functional currency. The assets and liabilities of our U.K. subsidiary are translated from the British pound into the U.S. dollar at the exchange rate in effect at each balance sheet date, while income statement amounts are translated at the average rate of exchange prevailing during the reporting period. A strengthening of the U.S. dollar against the British pound could, therefore, reduce the amount of cash and income we receive and recognize from our U.K. operations. As foreign exchange rates vary, our results of operations and profitability may be harmed. The effect of foreign currency translation risks caused by foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our operating results for the three months ended March 31, 2007 and 2008 was approximately $2.0 million and $0.3 million, respectively. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the potential volatility of currency exchange rates. To the extent we expand our business into other countries, we anticipate that we will face similar market risks related to foreign currency translations caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries. We do not currently engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, these disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceeding that the Company believes will have a material adverse effect on the Company’s business, financial condition or operating results.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 19, 2008.
Item 6. Exhibits
Exhibits and Financial Statement Schedules

Number	Description

31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glendale, California on May 7, 2008.

MOBILE SERVICES GROUP, INC. MOBILE STORAGE GROUP, INC.
By:	/s/ Douglas Waugaman
	Name:	Douglas Waugaman
	Title:	President and Chief Executive Officer

By:	/s/ Allan Villegas
	Name:	Allan Villegas
	Title:	Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.